Form 10QSB
period 2000-03-31
NET MATRIX LTD
filed 2000-05-12
CIK 1096988

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2000
                                          ---------------------

         OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from              to
                                         ------------    -------------


         Commission File No. 0-96988
                             -------

                               Net-Matrix Limited
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

     British Virgin Islands                                         N/A
---------------------------------                           -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


                           Room 1806, Hutchison House
                            10 Harcourt Road, Central
                                    Hong Kong
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2802-3638
                    -----------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

          Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                         No     X
                        ---------                   ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                       10,000,000 common stock, $.0001 par value
                                       -----------------------------------------


         Transitional Small Business Disclosure Format (check one).

Yes                                              No     X
   -------------                                   ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 11, 2000.

                               Net-Matrix Limited
                          (a development stage company)
                       BALANCE SHEET AS OF MARCH 31, 2000


                                                    December 31,    March 31,
                                                        1999          2000
                                                     Unaudited     Unaudited
                                                    ------------   ----------

                          Assets
   Current assets
    Cash and cash equivalents                        $1,000        $ 1,000
                                                     ------        -------
    Total current assets                             $1,000        $ 1,000
                                                     ======        =======
   capital assets                                       -0-            -0-

   Other assets                                         -0-            -0-

    Excess of purchase paid over book values            -0-            -0-
    Security deposits                                   -0-            -0-
                                                     ------        -------
    Total other assets                                  -0-            -0-
                                                     ------        -------
   Total assets                                      $1,000        $ 1,000
                                                     ======        =======

              Liability and Stockholders' Deficit

   Current liabilities

    Accounts payable and accrued expenses            $8,680        $12,675
                                                     ------        -------
    Total liabilities                                $8,680        $12,675
                                                     ======        =======
   Stockholders' deficit

  Class A stock-$.0001 par value,
  authorized 400,000,000 shares
  The number of Class A shares outstanding
  at March 31, 2000 was 10,000,000                    1,000          1,000

  Class B stock-$.0001 par value,
  authorized 100,000,000 shares
  The number of Class B shares outstanding
  at March 31, 2000 was 0                                 0              0

    Additional paid in capital                          100            100
    Accumulated deficit during development stage      8,780         12,775
                                                     ------        -------
   Total stockholders' deficit                       $7,680         11,675
                                                     ------        -------

  Total liabilities and stockholders' deficit         1,000          1,000
                                                     ======        =======

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                              For the         For the         For the
                              quarter ended   quarter ended   quarter ended
                              December 31,    December 31,    March 31,
                              1998            1999            2000
                              Unaudited       Unaudited       Unaudited
                              ---------       ---------       ---------

   Income                     $ -0-           $        -0-      $       -0-
   Costs of goods sold          -0-                    -0-              -0-
                              -----           ------------      -----------
   Gross profit                 -0-                    -0-              -0-
   operations:
    General and
    administration              -0-           $    (3,680)     $    (3,995)
    Depreciation and
      amortization              -0-                    -0-              -0-
                              -----           -----------      ------------
   Total expense                              $    (3,680)     $    (3,995)

   Net Profit (Loss)
    from operations           $ (0)           $    (3,680)     $    (3,995)

   Net income (Loss) per
    share-basic               $ (0)            0.04 cents       0.04 cents

   Total number of
    shares outstanding          -0-            10,000,000       10,000,000

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                              For the       For the       For the
                                              quarter       quarter       quarter
                                              ended         ended         ended
                                              December 31,  December 31,  March 31,
                                              1998          1999          2000
                                              Unaudited     Unaudited     Unaudited
                                              ---------     ---------     ---------

Cash Flows from Operating Activities
 Net profit (loss)                               $0          $(3,680)      $(3,995)
 Increase in accrued liabilities                  0            3,680         3,995
 Depreciation and amortization                    0                0             0
 Non-cash transactions
 officer loans                                    0                0             0
 Total Cash Flows from Operations                 0                0             0

Cash Flows from Financing Activities
 Sale of stock                                    0                0             0
 Total Cash Flows from Financing Activities       0                0             0

Cash Flows from Investing Activities
 Capital assets                                   0                0             0
 Loan receivable
 Security deposit                                 0                0             0
 Total Cash Flows from Investing Activities       0                0             0

Net Increase (Decrease) in Cash                   0                0             0
Cash Balance Beginning of Period                  0          $ 1,000       $ 1,000

Cash Balance End of Period                        0          $ 1,000       $ 1,000

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

2.   Development stage activities.

           The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company has incurred liabilities in the amount of $12,675 through March 31, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

           The Company operates on a fiscal year ending September 30.

3. Results of operations for the period from December 31, 1999 through March 31, 2000

           For the quarterly period from December 31, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the quarterly period from December 31, 1999 through March 31, 2000.

           The Company's overhead costs aggregated approximately $-0- for the quarterly period from December 31, 1999 through March 31, 2000.

           The Company incurred expenses totaling approximately $3,995 for the quarterly period from December 31, 1999 through March 31, 2000.

4.   Liquidity and capital resources.

         The Company has maintained its liquidity of $1,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $1,000.

         The Company did not expend any funds from December 31, 1999 through March 31, 2000. The Company has, however, incurred expenses and additional liabilities totaling $3,995 from December 31, 1999 through March 31, 2000.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,995 for the period from December 31, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

    None.

   Item 5. Other Information

    None.

   Item 6. Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended March 31, 2000.

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Net-Matrix Limited
                                                   (Registrant)

   Date: May 12, 2000                           By: /s/ Kevin Sheung Wai Chan
                                                    -------------------------
                                                    Director

                                                By: /s/ Silas Sheung Kwan Chan
                                                    --------------------------
                                                    Director and Secretary