Form 10QSB
period 2000-06-30
NET MATRIX LTD
filed 2000-08-14
CIK 1096988

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000


         OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                  For the transition period from              to



                  Commission File No. 0-96988

                               Net-Matrix Limited
                     (Exact name of small business issuer as
                            specified in its charter)

      British Virgin Islands                                         N/A
   (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


                           Room 1806, Hutchison House
                            10 Harcourt Road, Central
                                    Hong Kong
                    (Address of principal executive offices)


                                 (852) 2802-3638
                           (Issuer's telephone number)


                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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

                                  10,000,000 common stock, $.0001 par value


         Transitional Small Business Disclosure Format (check one).

Yes                                               No     X
   -----------                                      -----------


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 10, 2000, February 11, 2000 and further amended on June 30, 2000.

                               Net-Matrix Limited
                          (a development stage company)
                        BALANCE SHEET AS OF JUNE 30, 2000


                                                         December 31,    June 30,
                                                             1999          2000
                                                           Unaudited     Unaudited
                                                           ---------     ---------
  Assets
 Current assets
  Cash and cash equivalents                                $ 1,000       $ 1,000
                                                           -------       -------
  Total current assets                                     $ 1,000       $ 1,000
                                                           =======       =======
 capital assets                                                 -0-           -0-

 Other assets                                                   -0-           -0-

  Excess of purchase paid over book values                      -0-           -0-
  Security deposits                                             -0-           -0-
                                                           -------       -------
  Total other assets                                            -0-           -0-
                                                           -------       -------
 Total assets                                              $ 1,000       $ 1,000
                                                           =======       =======

            Liability and Stockholders' Deficit

Current liabilities

  Accounts payable and accrued expenses                    $ 8,680       $21,802
                                                           -------
  Total liabilities                                        $ 8,680       $21,802
                                                           =======       =======
Stockholders' deficit

Class A stock-$.0001 par value,
authorized 400,000,000 shares
The number of Class A shares outstanding
at June 30, 2000 was 10,000,000                              1,000         1,000

Class B stock-$.0001 par value,
authorized 100,000,000 shares
The number of Class B shares outstanding
at June 30, 2000 was 0                                           0             0

  Additional paid in capital                                   100           100
  Accumulated deficit during development stage               8,780        21,902
                                                           -------       -------
Total stockholders' deficit                                $ 7,680        20,802
                                                           -------       -------

Total liabilities and stockholders' deficit                  1,000         1,000
                                                           =======       =======

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the           For the
                                                  Period between    period between
                                                  December 31,      September 15,
                                                  1999 to June      1999 to June
                                                  30, 2000          30, 2000
                                                  Unaudited         Unaudited
                                                  ---------         ---------
Income                                             $        -0-      $        -0-
Costs of goods sold                                         -0-               -0-
                                                   -----------       -----------
Gross profit                                                -0-               -0-
operations:
 General and
 administration                                   ($    13,122)     ($    16,802)
 Depreciation and
   amortization                                             -0-               -0-
                                                   -----------       -----------
Total expense                                      $   (13,122)      $   (16,802)

Net Profit (Loss)
 from operations                                   $   (13,122)      $   (16,802)

Net income (Loss) per
 share-basic                                        0.09 cents        0.09 cents

Total number of
 shares outstanding                                 10,000,000        10,000,000

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       For the         For the
                                                       Period          period
                                                       Between         Between
                                                       December 31,    September
                                                       1999 to         15, 1999
                                                       June 30,        to June
                                                       2000            30, 2000
                                                       Unaudited       Unaudited
                                                       ---------       ---------
Cash Flows from Operating Activities
 Net profit (loss)                                     $(13,122)       $(16,802)
 Increase in accrued liabilities                         13,122          16,802
 Depreciation and amortization                                0               0
 Non-cash transactions
 officer loans                                                0               0
 Total Cash Flows from Operations                             0               0

Cash Flows from Financing Activities
 Sale of stock                                                0               0
 Total Cash Flows from Financing Activities                   0               0

Cash Flows from Investing Activities
 Capital assets                                               0               0
 Loan receivable
 Security deposit                                             0               0
 Total Cash Flows from Investing Activities                   0               0

Net Increase (Decrease) in Cash                               0               0
Cash Balance Beginning of Period                       $  1,000        $  1,000

Cash Balance End of Period                             $  1,000        $  1,000


NOTES TO FINANCIAL STATEMENTS: METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.


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

2. Development stage activities.

           The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Exchange Act. The Company has incurred liabilities in the amount of $21,902 through June 30, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

           The Company operates on a fiscal year ending September 30.

3. (a) Results of operations for the period from April 1, 2000 through June 30, 2000

           For the quarterly period from April 1, 2000 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the quarterly period from April 1, 2000 through June 30, 2000.

           The Company incurred expenses totaling approximately $9,127 for the quarterly period from April 1, 2000 through June 30, 2000.

           (b) Results of operations for the period from December 31, 1999 through June 30, 2000

           For the six-month period from December 31, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the six-month period from December 31, 1999 through June 30, 2000.

           The Company incurred expenses totaling approximately $13,122 for the six-month period from December 31, 1999 through June 30, 2000.

           (c) Results of operations for the period from September 15, 1999 through June 30, 2000

           For the period from September 15, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through June 30, 2000.

           The Company incurred expenses totaling approximately $16,802 for the period from September 15, 1999 through June 30, 2000.

4.   Liquidity and capital resources.

         The Company has maintained its liquidity of $1,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $1,000.

         The Company did not expend any funds from December 31, 1999 through June 30, 2000. The Company has, however, incurred expenses and additional liabilities totaling $13,122 from December 31, 1999 through June 30, 2000.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $13,122 for the period from December 31, 1999 to June 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

    None.

   Item 5. Other Information

    None.

   Item 6. Exhibits and Reports on Form 8-K

   Exhibit 27.1  Financial Data Schedule

     The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Net-Matrix Limited
                                        (Registrant)

Date: August 14, 2000                   By:  /s/ Kevin Sheung Wai Chan
                                            -----------------------------
                                            Director

                                        By:  /s/ Silas Sheung Kwan Chan
                                            -----------------------------
                                            Director and Secretary