Form 10QSB/A
period 2000-03-31
NET MATRIX LTD
filed 2000-08-17
CIK 1096988

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                               Net-Matrix Limited
                          (a development stage company)
                       BALANCE SHEET AS OF MARCH 31, 2000

                                                    September 30,   March 31,
                                                        1999          2000
                                                     Unaudited      Unaudited
                                                    -------------   ----------

                          Assets
   Current assets
    Cash and cash equivalents                        $1,000         $ 1,000
                                                     ------         -------
    Total current assets                             $1,000         $ 1,000
                                                     ======         =======
   capital assets                                       -0-             -0-

   Other assets                                         -0-             -0-

    Excess of purchase paid over book values            -0-             -0-
    Security deposits                                   -0-             -0-
                                                     ------         -------
    Total other assets                                  -0-             -0-
                                                     ------         -------
   Total assets                                      $1,000         $ 1,000
                                                     ======         =======

              Liability and Stockholders' Deficit

   Current liabilities

    Accounts payable and accrued expenses            $8,680         $12,675
                                                     ------         -------
    Total liabilities                                $8,680         $12,675
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
                                                     ======         =======

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 For the                  For the
                                 period between           period between
                                 September 30,            September 15,
                                 1999 to                  1999 to
                                 March 31, 2000           March 31, 2000
                                 Unaudited                Unaudited
                                 --------------           --------------

   Income                        $        -0-             $       -0-
   Costs of goods sold                    -0-                     -0-
                                 ------------             ------------
   Gross profit                           -0-                     -0-
   operations:
    General and
    administration               $     (7,675)            $     (7,675)
    Depreciation and
      amortization                        -0-                     -0-
                                 ------------             ------------
   Total expense                 $     (7,675)            $     (7,675)

   Net Profit (Loss)
    from operations              $     (7,675)            $     (7,675)

   Net income (Loss) per
    share-basic                          0.04 cents               0.04 cents

   Total number of
    shares outstanding             10,000,000               10,000,000

                               Net-Matrix Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  For the           For the
                                                  period            period
                                                  between           between
                                                  September 30,     September 15,
                                                  1999 to           1999 to
                                                  March 31,         March 31,
                                                  2000              2000
                                                  Unaudited         Unaudited
                                                  -------------     -------------

Cash Flows from Operating Activities
 Net profit (loss)                                   $(7,675)          $(7,675)
 Increase in accrued liabilities                       7,675             7,675
 Depreciation and amortization                             0                 0
 Non-cash transactions
 officer loans                                             0                 0
 Total Cash Flows from Operations                          0                 0

Cash Flows from Financing Activities
 Sale of stock                                             0                 0
 Total Cash Flows from Financing Activities                0                 0

Cash Flows from Investing Activities
 Capital assets                                            0                 0
 Loan receivable
 Security deposit                                          0                 0
 Total Cash Flows from Investing Activities                0                 0

Net Increase (Decrease) in Cash                            0                 0
Cash Balance Beginning of Period                     $ 1,000           $ 1,000

Cash Balance End of Period                           $ 1,000           $ 1,000

NOTES TO FINANCIAL STATEMENTS; METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the Company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.

The Company operates on a fiscal year ending September 30.

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

2.   Development stage activities.

           The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Exchange Act. The Company has incurred liabilities in the amount of $12,775 through March 31, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

           The Company operates on a fiscal year ending September 30.

3. (a) Results of operations for the period from December 31, 1999 through March 31, 2000

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

     (b) Results of operations for the period from September 30, 1999 through March 31, 2000

           For the six-month period from September 30, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the six-month period from September 30, 1999 through March 31, 2000.

           The Company incurred expenses totaling approximately $7,675 for the six-month period from September 30, 1999 through March 31, 2000.

     (c) Results of operations for the period from September 15, 1999 through March 31, 2000

           For the period from September 15, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through March 31, 2000.

           The Company incurred expenses totaling approximately $7,675 for the period from September 15, 1999 through March 31, 2000.

4.   Liquidity and capital resources.

         The Company has maintained its liquidity of $1,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $1,000.

         The Company did not expend any funds from September 30, 1999 through March 31, 2000. The Company has, however, incurred expenses and additional liabilities totaling $7,675 from September 30, 1999 through March 31, 2000.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,675 for the period from September 30, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

                                                   Net-Matrix Limited
                                                   (Registrant)

   Date: August 17, 2000                        By: /s/ Kevin Sheung Wai Chan
                                                    -------------------------
                                                    Director

                                                By: /s/ Silas Sheung Kwan Chan
                                                    --------------------------
                                                    Director and Secretary